Form 10-Q
period 2014-09-30
Stallion Synergies, Inc
filed 2014-11-10
CIK 1605674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended September 30, 2014

Stallion Synergies, Inc

(Exact name of Registrant as specified in its charter)

Nevada	333-196599	46-5343763
(State or jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Stallion Synergies, Inc

244 Fifth Ave Ste #H207

New York, NY 10001

(212) 726-2983

www.stallionsynergies.com

(Company Address)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 24,500,000 common shares issued and outstanding as of September 30, 2014.

STALLION SYNERGIES, INC.

(A Development Stage Company)

BALANCE SHEET

September 30,
2014
(audited)
ASSETS
Current Assets
Cash and cash equivalents	$580
Prepaid Expenses	5,000
Total Assets	$5,580
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$3,520
Accrued Interest payable	407
Deposits received	-
Notes payable – current	8,134
Long-Term Liabilities
-	-
Total Liabilities	$12,061
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 24,500,000 shares issued and outstanding, respectively	24,500
Paid in Capital	-
Stock subscriptions receivable	-
Deficit accumulated during the development stage	(30,981)
Total Stockholders’ Deficit	$(6,481)
Total Liabilities and Stockholders’ Deficit	$5,580

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

		For the period
		from March 31,
	Three months ended	2014 (Inception) to
	September 30,	September 30,
	2014	2014
	(Unaudited)	(Unaudited)

Revenues	-	-

Operating Expenses
Website expenses	-	-
Consultancy fees		22,100
General and administrative expenses	20	2,474
Professional fees	2,000	6,000
Total Operating Expenses	2,020	30,574

Net Loss from Operations before other Income (Expense)	(2,020)	(30,574)
Other Income (Expense)
Interest expense	(203)	(407)
Net Income (Loss) Before Provision for Income Taxes	(2,223)	(30,981)
Provision for Income Taxes	-	-
Net Loss	(2,223)	(30,981)

Net Loss Per Share: Basic and Diluted	-	-

Weighted Average Number of Shares Outstanding: Basic and Diluted	24,500,000	-

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 31, 2014 (INCEPTION) TO SEPTEMBER 30, 2014

					Deficit
					accumulated
			Additional	Subscription	during the
	Common stock		paid-in	Payment	development	Total
	Shares	Amount	Capital	Receivable	Stage	(Unaudited)
Inception, March 31, 2014	-	$-	$-	-	$-	$-
Shares issued as compensation for services	22,100,000	22,100	-	-	-	22,100
Shares issued for cash at $0.001 per share	2,400,000	2,400	-	-	-	2,400
Net loss for the period March 31, 2014 through September 30, 2014	-	-	-		(30,981)	(30,981)
Balance, September 30, 2014	24,500,000	24,500	-	-	(30,981)	(6,481)

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30	For the Period from March 31, 2014 (Inception) to September 30,
	2014 (Unaudited)	2014 (Unaudited)
Cash Flows from Operating Activities
Net loss for the period	(2,223)	(30,981)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	-	22,100
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	-	-
Increase (decrease) in accrued expenses	(480)	3,520
Increase (decrease) in deposits	-	-
Increase (decrease) in accrued interest payable	203	407
Net Cash used in Operating Activities	(2,500)	(4,954)
Cash flows from Investing Activities
Payments for website development	-	(5,000)
Net Cash Used in Investing Activities	-	(5,000)
Cash flows from Financing Activities
Proceeds from sale of common stock	280	2,400
Notes payable	2,500	8,134
Net Cash provided by Financing Activities	2,780	10,534
Net Increase (Decrease) in Cash	280	580
Cash and cash equivalents, beginning of period	300	-
Cash, end of period	580	580
Supplemental Cash Flows Information:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

Organization

Stallion Synergies, Inc (“STALLION” or the “Company’) was incorporated under the laws of the State of Nevada on March 31, 2014.  STALLION provides market research services throughout the United States and other countries through our website www.stallionsynergies.com. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

Accounting basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Basis of Preparation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Election to be treated as an emerging growth company

In the second quarter of 2014, The Company has elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, the Company financial statements may not be comparable to companies that comply with public company effective dates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2014.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014.

(A) Net Loss	$(30,981)
(B) Weighted Average Common Shares Outstanding – Basic	24,500,000
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	-
Warrants	-
Convertible notes	-

Weighted Average Common Shares Outstanding – Diluted	24,500,000

The Company incurred Net Loss of $30,981 for the quarter ended September 30, 2014 and based on the Weighted Average Number of Shares Outstanding of 24,500,000 the Basic income (loss) per shares is $(0.000) as per computation above.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended September 30, 2014 since inception.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of July 1, 2009.

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other   comprehensive  income   along  with  a  total   for  other  comprehensive   income,  and  a   total  amount   for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the three months ended September 30, 2013 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $30,574 as of September 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $30,981 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 3 –Income Taxes (continued)

The provision for Federal income tax consists of the following:

September 30, 2014
Refundable Federal income tax attributable to:
Current Operations	$(10,533)
Change: valuation allowance	10,533
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$30,981
Less: valuation allowance	30,981
Net deferred tax asset	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $30,981 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

Note 4 – Common Stock

The authorized capital of the Company is 200,000,000 common shares with a par value of $0.001 per share.

On March 31, 2014, the Company issued 22,100,000 shares of common stock at in exchange for fair market value of services rendered for total compensation of $22,100.

Additionally, on March 31, 2014 the Company issued 2,400,000 shares of common stock under Regulation D offering for total cash proceeds of $2,400.

Therefore, there were 24,500,000 shares of common stock issued and outstanding as of September 30, 2014.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 5 – Notes payable

On the following dates, a shareholder provided loans secured by 10% per annum interest bearing promissory notes. If this loan remains unpaid for a period of one year after the repayment dates, the promissory notes shall be convertible into common voting stocks at a price of 50% discount of the average bid on the day of the conversion.

Date received loans	Amount	Repayment dates
March 31, 2014	954	April 30, 2014
March 31, 2014	4,680	April 30, 2014
June 2, 2014	2,500	June 30, 2014

Note 6 – Related party transactions

The following shares were issued for founder services rendered for the Company and all these shares were arbitrarily valued at $0.001 par value on March 31, 2014:-

●	The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO for services rendered at fair market value on March 31, 2014

The following shares were issued for services rendered and all these shares were arbitrarily valued at $0.001 par value on March 31, 2014:-

●	The Company issued 1,000,000 shares to Ramalingam Doraisamy for services rendered in reviewing the company’s business plan. This shareholder is not an employee.

●	The Company issued 1,100,000 shares to Tang Wai Mun for services rendered in developing the company’s marketing plan. This shareholder is not an employee.

Note 7 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Commitments and contingent liabilities

The Company is not a party to any ongoing or pending litigation. The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
●	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Stallion Synergies, Inc.

Introduction

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our period ended September 30, 2014 we had limited cash available and we have secured no sources of loans from financial institutions and we had no revenues since inception until the period ended September 30, 2014. Our assets consist of cash and cash equivalents of $580.00 and prepaid expenses of $5,000.00 as of March 31, 2013.

For the quarter ended September 30, 2014 we had a net loss of $2,223 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next nine months of the fiscal year with existing cash on hand and loans from directors and/or shareholders.

Our registration statement filing became effective on September 16, 2014 and our partially completed website has attracted several service enquiries.

Plan of Operation

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. On a short-term basis, we have generated no revenues to cover operations and we may have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering proceeds and loans from directors and/or shareholders.

Our audit reflects the fact that we have a limited current source of income.  Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Our officer and director Mr. Long, has agreed that he will advance any additional funds without any interest nor collateral, which we require for operating capital and for costs in connection with either executing our business plan. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

We are offering online paid market research services dedicated to serve in the areas of marketing research and our services at this time include conducting paid online surveys in areas associated with product research, consumer research, packaging research, and pricing research to companies throughout the United States and other countries.

Our Business

Stallion Synergies, Inc is online paid market research services dedicated to serve in the areas of market research. Market research is a continuous process with a very wide scope and our services at this time include conducting paid online surveys in areas associated with product research, consumer research, packaging research, and pricing research to companies throughout the United States and other countries.

Marketing research services are widely used by manufacturers, exporters, distributors and service organizations and our services also include collection of information about competitors so that companies can use this information in decision making as well as to fight competition.  Our mission is to become an established marketing research service provider and the primary objective of our marketing research services is to assist companies in developing production and marketing policies such as introducing new products in the market or to identify new markets.

There are thousands of small to medium-size enterprises in the market and most of which had successfully developed beyond its critical start-up stages in its business life cycle but yet, they have not achieved the momentum needed to scale beyond their initial market base or their target niche market.   Often, these companies would have developed marketing strategies or advertising initiatives but lack the kind of market insight and/or the research knowledge and information necessary to execute an effective market growth and penetration strategy.  Market growth and penetration initiatives within these companies are usually drawn behind due to numerous factors such as mis-aligned market strategies or lacking marketing research and competitor intelligence. Hence, our goal has been to assist such innovative SMEs to overcome their impediments towards market growth and development and we plan to achieve this by providing them with quality marketing research services as well as business development opportunities.

Market Opportunity

The current economic environment has created an opportunity for experienced market research professionals to offer market research and advisory services to those companies that has limited access to market research information.  There are multiple factors that we may use as an entry to the market for our services:

●	No access to information: Many companies have adopted policies of making it increasingly more difficult for competitors to obtain information. Therefore, the management of companies in such a competitive environment is more willing to retain the services of marketing research firms who can assist with obtaining valuable information.

●	Global expansion: Many companies continue planning for global expansion which allows us to deliver marketing research services on the windows of global expansion into attractive markets.

●	Increase in New Businesses: As a result of automation and computerization, technological reliance has reduced dependencies on skilled and semi-skilled workers and as a result, our marketing research services become useful due to the major shift from employment to own business initiatives.

Core Competencies

Our core competencies refers to our ability to provide a full service market research services in market research and market development that allow us to quickly convert leads into viable clientele that will yield profits to the Company in the short- to medium-term. We are uniquely positioned to deliver effective online paid market research solutions as well as value added services of marketing development by leveraging on our associates as well as market research team.

STALLION is focused on providing clients the core set of market research information they need in order to become successful or simply to overcome challenges. A client may benefit from our value added services by leveraging on our associates in their market development initiatives so as to achieve a cost effective growth and marketing strategy.

The overriding rationale for STALLION in maintaining the core competencies in market research and market development is to continue offering the services and advice until it translates into success for our clients. This success will serve to strengthen our relationship with them and enable us to provide additional services. We intend to use our significant marketing, managerial, and operating experience as well as industry knowledge to assist senior management teams of our client companies in developing and deploying effective marketing strategies based on the outcome of our market research services.

Employees

As of September 30, 2014, we had two employees, Long Nguyen, President and CEO and Khoo Hsiang Hua, Secretary. As the Company’s officer and director, Mr. Nguyen devotes such time as he believes is required to the Company. None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on its directors nor employees. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Results of Operations for the three months ended September 30, 2014 and from March 31, 2014 (Inception) to September 30, 2014.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended September 30, 2014 totaled $2,020 and the operating expenses since inception to September 30, 2014 totaled $30,574. These operating expenses was attributable to general and administrative expenses as well as professional fees.

Net Loss

Net loss during the three months ended September 30, 2014 totaled $2,223 and the net loss since inception to September 30, 2014 totaled $30,981.

Liquidity and Capital Resources

The Company had $580 cash as of September 30, 2014.

Net cash used in operating activities was $2,500 for the three months ended September 30, 2014. The cash used in operating activities is primarily attributable the net loss.

Net cash used in investing activities was $0 for the three months ended September 30, 2014,

Net cash provided by financing activities during the three months ended September 30, 2014 was $2,780 and net cash provided by financing activities since inception to September 30, 2014 totaled $10,534.

The Company is offering its initial offering of 5,000,000 shares of common stock at a fixed price of $0.01 per share pursuant to the initial offering under the Registration Statement on Form S-1 with the SEC effective in September 16, 2014. None of these 5,000,000 shares were sold as of September 30, 2014.

We had not yet recognized revenues from our operations. As a result, our current cash position may not be sufficient to fund our cash requirements during the next nine months including operations and capital expenditures.

We had current assets at September 30, 2014 of $5,580 including cash and cash equivalents of $580. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the period ended September 30, 2014.

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations. We will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of insider loans, public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next nine months, which will require us to raise additional external funds through the sale of additional equity or debt securities. Currently, we have no plans in place for additional capital. In any event, we expect that unless we begin generating revenue, we will need to raise additional funds over the next nine months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our business plan. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our business plan, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe that our business and operations have been materially affected by inflation.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of the chief executive officer and secretary, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2014, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our chief executive officer and secretary, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II-OTHER INFORMATION

Item 1.       Legal Proceedings.

The Company is not a party to any pending material legal proceedings.

Item 1A.    Risk Factors

There have been no material changes from risk factors disclosed in our Form S-1 filed on August 19, 2014.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds.

In connection with our private placement completed in April 1, 2014, we issued 2,400,000 shares of our common stock to 36 investors at $0.001 per share for an aggregate purchase price of $2,400.

We issued these 2,400,000 shares in reliance on the safe harbor provided by Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933, as amended.  These stockholders who received the securities representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon our management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 5.       Other Information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended September 30, 2014, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The table also reflects the percentage of ownership if the initial offering of 5,000,000 shares are sold. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (1)	Shares Owned (2)	Shares Owned
Long Nguyen – Chief Executive Officer	67.8%	20,000,000
Total Shares Outstanding (3)		29,500,000
Total Shares Authorized		200,000,000
Total Shares owned by Officers and Directors		20,000,000
The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2) Percentage owned if all 5,000,000 shares of common stock under initial offering are sold

(3) The total outstanding shares at this time is 24,500,000. However, if all the 5,000,000 shares under the initial offering are sold, the aggregate amount of shares issued and outstanding will be 29,500,000.

Item 6.       Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2014.

STALLION SYNERGIES, INC.
REGISTRANT

By:	/s/Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer

