Form 10-K
period 2014-12-31
Stallion Synergies, Inc
filed 2015-03-26
CIK 1605674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Stallion Synergies, Inc

(Exact name of Registrant as specified in its charter)

Nevada	333-196599	46-5343763
(State or jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Stallion Synergies, Inc

244 Fifth Ave Ste #H207

New York, NY 10001

(212) 726-2983

www.stallionsynergies.com

(Company Address)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of December 31, 2014.

FORM 10-K CROSS REFERENCE INDEX

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Stallion Synergies, Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

(a)  General Business Development

Stallion Synergies, Inc. (hereinafter STALLION) is a development stage company incorporated in the State of Nevada on March 31, 2014.

As of December 31, 2014, 200,000,000 shares of common stock were authorized at $0.001 par value. As of December 31, 2014 there were 29,500,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities in the fiscal year ending December 31, 2014, for STALLION.

Our President and CEO Mr. Long Nguyen is the holder of 20,000,000 shares of outstanding common stock or approximately 81% of the issued and outstanding shares of common stock as consideration for his expertise and his business concept of establishing STALLION, and his serving on the Board of Directors, and assuming the liability of being an officer and director of a reporting Company.

Stallion Synergies, Inc. was established as a marketing research service provider. STALLION’s general plan of operation is to provide online based paid market research services to small and medium-sized enterprises (“SMEs”) which seeks to enhance their marketing management strategies so as to strengthen and enhance business growth and development. In addition, we are also offering social media marketing and this service area covers our expertise in utilizing popular digital marketing tools such as online social network marketing which includes electronic newsletters via e-mails, and other forms of social media marketing via postings on Facebook, Tweeter etc. Since our inception, we have not engaged in significant operations, nor have we had any revenues.

The fiscal year ending December 31, 2014 continued to be a challenging environment for the global business in general with most nations going through economic struggles, and participants in the markets have substantially curtailed investments in business expansions which affects the marketing research services industry. As a result, we face substantial liquidity and going concern risk in the near-term.

For the year ending December 31, 2014 we incurred a net loss of $60,701 since inception on March 31, 2014. With an accumulated deficit at the end of December 31, 2014 of $60,701 our auditor has indicated that there is substantial doubt about our ability to continue as a going concern. Furthermore, we have not generated any revenues for the year ended December 31, 2014.

(b)  Our Business

Stallion Synergies Inc is an online based paid market research and social media marketing service provider dedicated to serve in the areas of online paid market surveys as well as social network marketing. Our online paid market research services are done through surveys performed by our online research team and research areas covered include product research, consumer research, packaging research, and pricing research. Our market surveys are carried out through our network of paid research team recruited from time to time on a job-to-job basis and all operations will be carried out electronically online via the internet. Online paid market research is a continuous process with a very wide scope and widely used by manufacturers, exporters, distributors and other services industry so as to be competitive in the market place.  Our mission is to become an established online paid marketing research company.

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

Assuming the consensus surrounding these factors is accurate, the convergence of such factors above may result in substantial increase in the number of clients and in the 2015 fiscal year for STALLION.

Core Competencies

Our core competencies refers to our ability to provide primary market research services that allows clients to quickly convert leads into viable clientele that will yield profits to the Company in the short- to medium-term. We believe our primary market research based services can bring significant benefits to our prospective customers as primary marketing research are particularly useful in providing information for the purpose of resolving marketing problems associated with one or more of the following categories:

●	Market Planning
●	Problem Solving
●	Monitoring

Our primary market research services include finding participants, development of research plan and materials, providing an infrastructure to carry out questionnaires, surveys, focus groups and interviews and conducting the respective sessions. Prospective customers benefit from our database of participants which we plan to develop from the social networking contacts, our expertise in developing research plan and materials, as well as cost saving infrastructure by carrying out questionnaires, surveys, focus groups and interviews over the internet which we will enhance with development of internet software applications for internet enabled devices other than computers including but not limited to mobile phones and tablets. With permission of our participants we can also video capture our focus group and interviews over the internet and our prospective customers shall have the option to access such recordings to further assess the outcome of our research activities which potentially gives prospective customers higher confidence level in relying on our primary research services for decision making purposes.

The overriding rationale for STALLION in maintaining the core competencies in primary market research services is to continue offering these services until it translates into success for our clients. This success will serve to strengthen our relationship with them and enable us to provide additional services. We intend to use our significant marketing, managerial, and operating experience as well as industry knowledge to assist senior management teams of our client companies in terms of market research and market development.

Employees

As of December 31, 2014, we had three employees, Long Nguyen, President and CEO, Khoo Hsiang Hua, Secretary and Hoa Nguyen, Treasurer.

As the Company’s officer and director, Mr. Long Nguyen devotes such time as he believes is required to manage the Company. None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

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

ITEM 1A.	RISK FACTORS.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

There is no public market for our common stock and you may not be able to sell shares of our common stock

“STALLION” is not our ticker symbol at this time and it is merely referred to as an abbreviation for Stallion Synergies, Inc. There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. A market maker is needed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the Over the Counter Bulletin Board (“OTC Bulletin Board”) maintained by FINRA. The OTCBB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.  There can be no assurance that the market maker’s application will be accepted by FINRA, nor can we estimate as to the time period that the application will require. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.  No market makers have committed to becoming market makers for our common stock at this time and none may do so.

We are a development stage company incorporated in March 31, 2014 and we have no operating history, which makes an evaluation of our company extremely difficult.

STALLION is a Nevada Corporation established in March 31, 2014. Since inception, we have not generated any revenues from operations and we have been focused on organizational development and administrative activities. Our operating activities during this period consisted primarily of developing contacts for our consulting services as well as the construction of our website www.redfieldventures.com. There is no basis at this time to assume that our business operations will prove to be successful or if we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, and our ability to attract and maintain key management and employees.

Our prospects are subject to the risks and expenses encountered by start-up companies and in our case we are establishing a business as firm offering primary market research services. These risks include but not limited to unpredictable business environment, difficulty of managing growth and the effectiveness of our business model. To address these risks, we need to work on the following:-

●	expand our website visitors and customer base;
●	enhance our name recognition;
●	expand our service offerings;
●	successfully implement our business and marketing strategy;
●	provide superior customer service;
●	respond effectively service enquiries; and
●	attract and retain qualified personnel.

However, our limited operating history makes it difficult or impossible to forecast future results of our operations. We may not establish a client base that will make us profitable and we might suffer losses resulting in the loss of some or all of your investment in our common stock.

Our competitors may be larger with more resources than we do, and may be able to provide a wider array of services than we are able to due to our size.

STALLION faces competition from larger and established firms with significantly more resources than we do.  Our competitors are established and recognized market research firms with branches and local representative offices at major cities around the world. Our competitors are able to provide cross border market research services and they may be able to provider a wider array of services all over the globe than we are able to due to our size.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions. These marketability restrictions may prevent you from liquidating your stock, thus causing a loss of your investment.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

AVAILABLE INFORMATION

Our annual report on Form 10-K as well as other reports required to be filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC) through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

STALLION is not a party to unresolved Staff Comments.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not lease or rent any property. Our executive offices are located at 244 Fifth Ave Ste 1563, New York, NY 10001.  We have another office at 4465 38th street, San Diego, CA 92116. Both our office space and related services are provided at no charge by Mr Long Nguyen, our President and CEO. Mr Long Nguyen is not under any obligation to provide such office services.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters where submitted to stockholders vote during the fiscal year ended December 31, 2014:

Pursuant to the Company’s initial public offering plans, shareholders have approved an amendment to the Company’s Articles of Incorporation changing the authorized shares from 75,000 to 200,000,000. This amendment was effective upon filing with the Nevada Secretary of State’s office on April 16, 2014.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock is not traded in any market at this time. We are working towards an application for eligibility to trade our Common Stock in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “STALLION” to participate in the OTC Bulletin Board.

(b) Holders of Common Stock

As of December 31, 2014, we had approximately 44 stockholders on record of the 29,500,000 shares outstanding.

(c) Dividends

The Board of Directors has not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any profits to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

Equity Compensation Plans Information

During the fiscal year ended December 31, 2014, the Company issued 20,000,000 shares to Long Nguyen, CEO for founder services rendered on March 31, 2014.

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

Recent Sales of Unregistered Securities

In connection with our private placement completed in April 1, 2014, we issued 2,400,000 shares of our common stock to 36 investors at $0.001 per share for an aggregate purchase price of $2,400 during the fiscal year ended December 31, 2014.

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

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), STALLION is not required to provide a summary of selected consolidated financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and other global economies. At the end of our fiscal year ended December 31, 2014 we had limited cash available and we have secured no sources of loans from financial institutions and we had no revenues since inception until the year ended December 31, 2014. Our assets consist of $300.00 in cash and a checking account with a balance of $60.00 as of December 31, 2014.

For the fiscal year ended December 31, 2014 we had a net loss of $60,701 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or shareholders.

Our registration statement filing became effective on September 16, 2014 and our website development progressed rapidly.

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

We are currently offering primary market research services including product research, consumer research, packaging research, and pricing research to companies throughout the United States and other countries through our website www.stallionsynergies.com and we plan to offer online social network marketing services which includes electronic newsletters via e-mails, and other forms of social media marketing via postings on Facebook, Tweeter etc during the fiscal year 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated limited income during the current period ended.

The future success of the Company is likely dependent on its ability to expand its client base and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in expanding client base, or that it will attain positive cash flow from operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f)(1), STALLION is not required to provide quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and accompanying footnotes for our full financial information and disclosures, beginning on page F-1.

As a smaller reporting company as defined by Rule 229.10, STALLION is not required to provide the supplementary financial date as required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

STALLION has had no changes in and no disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in reporting information required to be disclosed within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of Management designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:-

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

STALLION has no “Other Information” disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current director and executive officer is as follows:

Name	Age	Title	First Elected	Term Expires
Long Nguyen	33	Chairman, CEO, President	3/31/2014	3/31/2016
Khoo Hsiang Hua	39	Secretary	3/31/2014	3/31/2016
Hoa Nguyen	32	Treasurer	3/31/2014	3/31/2016

Duties, Responsibilities and Experience

Mr. Long Nguyen holds a Master of Business Administration awarded by the National University of San Diego (United States) and a double Bachelor of Arts majoring in Economics and Administrative Studies and minor in Business Administration with concentration in Marketing and Finance.

Mr. Long Nguyen was a Director of a public company known as Redfield Ventures, Inc since January 2012 and on March 24, 2014, Mr Nguyen resigned from the Company. Mr Long Nguyen has an extremely broad background in Marketing and Management Information Systems and he has been involved in marketing and electronic commerce industry since 1999. During the past 2 years, Mr Nguyen provided marketing research services with focus in collection and analysis of data on competitors in terms of prices, sales, and method of marketing and distribution. Mr Nguyen also developed and implemented procedures for identifying advertising needs to his clients. Mr Nguyen’s previous clients include Band Industrial Limited, a company based in Hong Kong.

In the recent years from 2006 to 2008, Mr Long Nguyen served as Vice President for a reputable firm based in Ho Chi Minh, Vietnam (TT Plastic Supply Co.) and he was primarily responsible for strategic planning and implementation of business strategies. Mr Long Nguyen developed and social media marketing strategies and was accountable for relationships with global partners including United Kingdom, Vietnam, Cambodia, and Thailand, leading supply chains as well as local communities. Mr Nguyen generated analytical reports in areas of market performance, product lines, demographics, research and also coordinated mergers and acquisitions deals for the company. Mr Long Nguyen was also the Chairman for a company based in Ho Chi Minh (TD Tourist Agency Co. from 2006 to 2008 and Mr Long Nguyen worked with senior executives of the company to expand overseas operations.

Mr Khoo Hsiang Hua holds a Master of Business Administration specializing in Finance awarded by the Charles Sturt University (Australia) and a Bachelor of Arts (Honors) in Business Administration awarded by the Northumbria University at Newcastle, United Kingdom.

Mr. Khoo was the Secretary of Redfield Ventures, Inc., and SEC public reporting company since January 2012. Mr Khoo had since resigned from the Company on March 24 2014 and he is currently the Chief Executive Officer and Secretary of El Maniel International, Inc. Mr Khoo has held managerial and directorship positions within diverse industries for companies in the United States, United Kingdom, West Africa, South East Asia as well as Australasia in the past. During the recent 5 years, Mr Khoo was extensively involved in project management and he developed overseas project expansion in the gold mining industry for El Maniel International, Inc during his term of service in the company since 2010. Prior to 2010, Mr Khoo served as director since 2008 for MBB Credit Capital UK Limited, a company domiciled and based in United Kingdom. Mr Khoo specialized in providing strategic management consulting and financial services under the company.

Mr. Hoa Nguyen has an extensive experience and skills in implementation of market research strategies ranging from those areas associated with intellectual property laws, technology transfers, foreign investments, human resource management, real estate, mergers and acquisitions. Since 2008, Mr Hoa served S&B Law LLC a legal firm based in Ho Chi Minh City, Vietnam as a consultant and partner, providing services to multi-national clients such as IBM Global, Nippon Steel, Nikken International Asia, Gedeon Richter, Naneu LG Electronics in areas of market research relating to intellectual property establishment, protection, enforcement, licensing, franchising, assignment, renewal and maintenance.

Mr. Hoa Nguyen holds a Master of Law majoring in International and Business Law awarded by the Transnational Law and Business University, Seoul, South Korea and a double Bachelor majoring in Law from Vietnam National University, Hanoi, Vietnam and in Finance and Banking from College of Business Management, Vietnam respectively.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, Long Nguyen, our President and CEO, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no independent financial expert. We believe the cost related to retaining an independent financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
●	Compliance with applicable governmental laws, rules and regulations;
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	Accountability for adherence to the code.

We have adopted a corporate code of ethics and business conduct that applies to our executive officers and we have decided to adopt the code of ethics and business conduct even though we only have two officers in the management for the Company as we believe that it is a good practice ahead of our growth and expansion plans for STALLION.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Long Nguyen, our President and CEO, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.	whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of STALLION;

2.	whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.	whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to STALLION’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. For the fiscal year ending December 31, 2014, STALLION received no recommendation for Directors from its stockholders.

STALLION will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of STALLION for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for STALLION’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to STALLION’s at the following address: 244 Fifth Ave Ste #H207, New York, NY 10001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended December 31, 2014 no insider was late in filing of a Form 3, Form 4, or Form 5 under Section 16(a)(2) of the Ex(the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended change Act with the following exception:-

●	Mr Long Nguyen filed Form 3 for the December 31, 2014 fiscal year on September 19, 2014
●	Mr Khoo Hsiang Hua filed Form 3 for the December 31, 2014 fiscal year on September 19, 2014
●	Mr Hoa Nguyen filed Form 3 for the December 31, 2014 fiscal year on September 19, 2014

ITEM 11.	EXECUTIVE COMPENSATION

OPTIONS/SARS GRANTS in LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price (#/SH)	Expiration date	5%($)	10%($)	Grant Date Present Value ($)
Long Nguyen, President & CEO	0	0	0	N/A	0	0	0
Khoo Hsiang Hua, Secretary	0	0	0	N/A	0	0	0
Hoa Nguyen, Treasurer	0	0	0	N/A	0	0	0

Aggregated Option/SAR Exercise in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (%) Exercisable/ Unexercisable	Value of Unexercisable In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Long Nguyen, President & CEO	0	0	0	N/A
Khoo Hsiang Hua, Secretary	0	0	0	N/A
Hoa Nguyen, Treasurer	0	0	0	N/A

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock Price-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights (%)	Performance or Other period Until Maturation or Payout	Threshold ($ or %)	Target ($ or %)	Maximum ($ or %)
Long Nguyen, President & CEO	0	0	0	N/A	N/A
Khoo Hsiang Hua, Secretary	0	0	0	0	N/A
Hoa Nguyen, Treasurer	0	0	0	0	N/A

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Long Nguyen, President & CEO	2014	$0	$0	$20,000	$0	$0	$0	$0	$20,000
Khoo Hsiang Hua, Secretary	2014	$0	$0	$0	$0	$0	$0	$0	$0
Hoa Nguyen, Treasurer	2014	$0	$0	$0	$0	$0	$0	$0	$0

Summary Compensation

At this time there is no compensation being offered to any of the Officers/Directors

Stock and Option Awards

There have been no stock options or awards offered to any of the Officers/Directors for the fiscal year 2014 other than the original “founders” stock, which was issued for services to the founder. The Company issued 20,000,000 to Long Nguyen, CEO for founder services rendered at a fair market value of $20,000.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements:

There are no employment contracts existing between the registrant and any executive officers.

Report On Repricing Of Options/SARS:

At no time during the last completed fiscal year, did the STALLION offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to its directors.

Long Nguyen, our President and CEO performs function equivalent to a “Compensation Committee,” and as such, has at no time during the last completed fiscal year, offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to STALLION directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management – Upon completion of 5,000,000 shares offering

The following table sets forth, as the fiscal year ended December 31, 2014, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares.   The table reflects the percentage of ownership with the completion of the 5,000,000 shares offering. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. This offering was closed and the 5,000,000 shares offering were fully subscribed on December 16, 2014.

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (1)	Shares Owned (2)	Shares Owned (3)
Long Nguyen – Chief Executive Officer	67.8%	20,000,000
Total Shares Outstanding		29,500,000
Total Shares Authorized		200,000,000
Total Shares owned by Officers and Directors		20,000,000
The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2) Upon completion of 5,000,000 shares offering (the Company shares of common stock) by the Company.

(3) The aggregate amount of shares issued and outstanding after the offering is 29,500,000.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Office services are provided without charge by Long Nguyen, our Chairman, CEO, and President. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO for founder services rendered on March 31, 2014 all these shares were arbitrarily valued at $0.001 par value on March 31, 2014.

The following shares were issued for services rendered and all these shares were arbitrarily valued at $0.001 par value on March 31, 2014:-

●	The Company issued 1,000,000 shares to Ramalingam Doraisamy for services rendered on March 31, 2014 in reviewing the company’s business plan. This shareholder is not an employee.

●	The Company issued 1,100,000 shares to Tang Wai Mun for services rendered on March 31, 2014 in developing the company’s marketing plan. This shareholder is not an employee.

Revenue

We have no current source of revenue.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The total fees charged to the company for audit services were $5,000 for the fiscal year ended December 31, 2014.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the fiscal year ended December 31, 2014.

Tax Fees

The total fees charged to the company for tax fees were $0 for the fiscal year ended December 31, 2014.

All other Fees

The total fees charged to the company for all other fees were $0 for the fiscal year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	06/09/14
3.2	Bylaws of Stallion Synergies, Inc.		S-1		3.2	06/09/14
31	Certification of Long Nguyen pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Long Nguyen pursuant to Section 906 of the Sarbanes-Oxley Act	X

FINANCIAL STATEMENTS SCHEDULE

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2015.

STALLION SYNERGIES, INC.
REGISTRANT

By:	/s/ Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer

21

John Scrudato CPA

7 Valley View Drive

Califon, NJ 07830

908-534-0008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Stallion Synergies, Inc

244 Fifth Ave Ste #H207

New York NY 10001

We have audited the accompanying balance sheet of Stallion Synergies, Inc (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the period from March 31, 2014 (Date of Inception) through December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stallion Synergies, Inc as of December 31, 2014 and the results of its operations and its cash flows for the period from March 31, 2014 (Date of Inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited working capital, has received limited revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

John Scrudato, CPA

Califon, New Jersey

March 15, 2014

STALLION SYNERGIES, INC.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2014
(audited)
ASSETS
Current Assets
Cash and cash equivalents	$360
Prepaid expenses	$5,000
Total Assets	$5,360
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$3,520
Accrued Interest payable	407
Deposits received	-
Notes payable – current	8,134
Long-Term Liabilities
-	-
Total Liabilities	$12,061
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized;
29,500,000 shares issued and outstanding as at December 31, 2014	24,500
Paid-in Capital	50,000
Stock subscription receivable	(20,000)
Deficit accumulated during the development stage	(60,701)
Total Stockholders’ Deficit	$(6,701)

Total Liabilities and Stockholders’ Deficit	$5,360

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

		For the period
		from March 31
	Year Ended	2014 (Inception) to
	December 31,	December 31,
	2014	2014
	(audited)	(audited)

Revenues	$-	$-

Operating Expenses
Website expenses	-	-
Consultancy fees	51,790	51,790
General and administrative expenses	2,504	2,504
Professional fees	6,000	6,000
Total Operating Expenses	60,294	60,294

Net Loss from Operations before other Income (Expense)	(60,294)	(60,294)
Other Income (Expense)
Interest expense	(407)	(407)
Net Income (Loss) Before Provision for Income Taxes	$(60,701)	$(60,701)
Provision for Income Taxes	-	-
Net Loss	$(60,701)	$(60,701)

Net Loss Per Share: Basic and Diluted	$-	$-

Weighted Average Number of Shares Outstanding: Basic and Diluted	29,500,000	29,500,000

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 31, 2014 (INCEPTION) TO DECEMBER 31, 2014

	Common stock		Additional paid-in	Subscription Payment	Deficit accumulated during the development	Total
	Shares	Amount	Capital	Receivable	Stage	(audited)
Inception, March 31, 2014	-	$-	$-	$-	$-	$-
Shares issued as compensation for services	22,100,000	22,100		-	-	22,100
Shares issued for cash at $0.001 per share	2,400,000	2,400		-	-	2,400
Shares issued for cash at $0.01 per share	5,000,000	50,000	50,000	(20,500)	-	29,500
Net loss for the period ended December 31, 2014	-	-	-	-	(60,700)	(60,701)
Balance, December 31, 2014	29,500,000	$74,500		$-	$(60,701)	$(60,701)

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		For the period from March 31,
	Year Ended December 31,	2014 (Inception) to December 31,
	2014	2014
	(audited)	(audited)
Cash Flows from Operating Activities
Net loss for the period	$(60,701)	$(60,701)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	22,100	22,100
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	-	-
Increase (decrease) in accrued expenses	3,520	3,520
Increase (decrease) in deposits	-	-
Increase (decrease) in accrued interest payable	407	407
Net Cash used in Operating Activities	(34,674)	(34,674)
Cash flows from Investing Activities
Payment for website development	(5,000)	(5,000)
Net Cash used in Investing Activities	(5,000)	(5,000)
Cash flows from Financing Activities
Proceeds from sale of common stock	31,900	31,900
Notes payable	8,134	8,134
Net Cash provided by Financing Activities	40,034	40,034
Net Increase (Decrease) in Cash	360	360
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	360	360

Supplemental Disclosure of Cash Flow activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental Disclosure of Non-cash activities:
Common stock issued for services	$22,100	$22,100

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

Organization

Stallion Synergies, Inc (“STALLION” or the “Company’) was incorporated under the laws of the State of Nevada on March 31, 2014.  STALLION provides market research services throughout the United States and other countries through our website www.redfieldventures.com. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

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

Election to be treated as an emerging growth company

In the third quarter of 2014, The Company has elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, the Company financial statements may not be comparable to companies that comply with public company effective dates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2014.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

(A) Net Loss	$(60,701)
(B) Weighted Average Common Shares Outstanding - Basic	29,500,000
Basic income (loss) per share: (A)÷(B)	$(0.002)

Equivalents
Stock Options	-
Warrants	-
Convertible notes	-

Weighted Average Common Shares Outstanding - Diluted	29,500,000

The Company incurred Net Loss of $60,701 during the year ended December 31, 2014 and based on the Weighted Average Number of Shares Outstanding of 29,500,000 the Basic income (loss) per shares is $(0.002) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended December 31, 2014 since inception.

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

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2014 that had, or are expected to have, a material impact on our financial statements.

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

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $60,701 as of December 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $60,701 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2014	March 31, 2014 to December 31, 2014
Refundable Federal income tax attributable to:
Current Operations	$(13,507)	$(13,507)
Change: valuation allowance	13,507	13,507
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2014	March 31, 2014 to December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$60,701	$60,701
Less: valuation allowance	(60,701)	(60,701)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $60,701 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

On June 9, 2014, the Company filed a registration statement on Form S-1 with the SEC in connection with an initial offering which commenced in the fourth quarter of 2014. Pricing for the offering was set at $0.01 per share of common stock and the Company proposed to offer up to 9,500,000 whereof, 5,000,000 shares were offered by a direct offering, and 4,500,000 shares were offered by the selling shareholders at a fixed price of $.01 for the duration of the offering until the company begins trading on the OTCBB or listed on a securities exchange. The direct offering of 5,000,000 shares of common stock of Stallion Synergies, Inc to the public commenced on the effective date of the registration statement September 16, 2014. On December 16, 2015, the offering was closed and the 5,000,000 shares offering was fully subscribed at a fixed price of $0.01 per share by the following shareholders:-

Shareholder	Shares	Offering Price	Total proceeds
Lee Chee Thing	1,000,000.00	0.01	10,000.00
Co-Max International Limited	1,000,000.00	0.01	10,000.00
First Venture Capital Sdn Bhd	1,000,000.00	0.01	10,000.00
Top Galaxy Capital Sdn Bhd	1,000,000.00	0.01	10,000.00
First Venture Capital Sdn Bhd	1,000,000.00	0.01	10,000.00
Total	5,000,000.00		50,000.00

Payment for 2,050,000 shares out of the 5,000,000 shares amounting to $20,500 have not been received as of December 31, 2014.

There were 29,500,000 shares of common stock issued and outstanding as of December 31, 2014.

Note 5 – Notes payable

On the following dates, a shareholder provided loans secured by 10% per annum interest bearing promissory notes. If this loan remains unpaid for a period of one year after the repayment dates, the promissory notes shall be convertible into common voting stocks at a price of 50% discount of the average bid on the day of the conversion.

Date received loans	Amount Received	Repayment dates
March 31, 2014	954.00	April 30, 2014
March 31, 2014	4680.00	April 30, 2014
June 2, 2014	2500.00	July 30, 2014

Note 6 – Related party transactions

The following shares were issued for founder services rendered for the Company and all these shares were arbitrarily valued at $0.001 par value on March 31, 2014:-

●	The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO at fair market value on March 31, 2014

The following shares were issued and arbitrarily valued at $0.001 par value on March 31, 2014:-

●	The Company issued 1,000,000 shares to Ramalingam Doraisamy for services rendered in reviewing the company’s business plan. This shareholder is not an employee.

●	The Company issued 1,100,000 shares to Tang Wai Mun for services rendered in developing the company’s marketing plan. This shareholder is not an employee.

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

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:-

●	During the first quarter of 2015, the Company received subscription payments amounting to $20,500 for the 2,050,000 shares of common stock sold at $0.01 per share pursuant to the Initial Offering of 5,000,000 shares of common stock under the Form S-1 Registration Statement effective on September 16, 2014.

