Form 10-Q
period 2015-09-30
Stallion Synergies, Inc
filed 2015-11-12
CIK 1605674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended September 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of September 30, 2015.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014 (audited)	3

	Statements of Operations for the Three Months Ended September 30, 2015 (unaudited), Three Months Ended September 30, 2014 (unaudited), Nine Months Ended September 30, 2015 (unaudited), Nine Months Ended September 30, 2014 (unaudited) and March 31, 2014 (inception) to September 30, 2015 (unaudited)	4

	Statements of Changes in Stockholders’ Equity for the period from March 31, 2014 (inception) to December 31, 2014 (Unaudited) and for the period from March 31, 2014 (inception) to September 30, 2015	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2015 (unaudited), Nine Months Ended September 30, 2014 (unaudited) and March 31, 2014 (inception) to September 30, 2015	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5.	Other information	22

Item 6.	Exhibits	22

SIGNATURES		23

STALLION SYNERGIES, INC.

(A Development Stage Company)

BALANCE SHEET

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and Cash equivalent	$579	$360
Accounts receivable	5,000
Prepaid expenses	5,000	5,000
Total Assets	$10,579	$5,360
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$16,520	$3,520
Accrued Interest payable	1,292	407
Deposits received	-	-
Notes payable – current	10,899	8,134
Long-Term Liabilities
	-	-
Total Liabilities	$28,711	$12,061
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 shares issued and outstanding, respectively	29,500	29,500
Paid in Capital	45,000	45,000
Stock subscriptions receivable	-	(20,500)
Deficit accumulated during the development stage	(92,632)	(60,701)
Total Stockholders’ Deficit	$(18,132)	$(6,701)
Total Liabilities and Stockholders’ Deficit	$10,579	$5,360

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months Ended Sep 30, 2015 (unaudited)	Three months Ended Sep 30, 2014 (unaudited)	Nine months Ended Sep 30, 2015 (unaudited)	Nine months Ended Sep 30, 2014 (unaudited)	For the period From March 31, 2014 (Inception) Sep 30, 2015 (unaudited)

Revenues	5,000	-	5,000	-	5,000

Operating Expenses
Website expenses	-	-	-	-	-
Consultancy fees	2,000	-	22,170	22,100	73,960
General and administrative expenses	-	20	314	2,474	2,818
Professional fees	3,450	2,000	13,765	6,000	19,765
Total Operating Expenses	5,450	2,020	36,249	30,574	96,543

Net Loss from Operations before other Income (Expense)	(450)	(2,020)	(31,249)	(30,574)	(91,543)
Other Income (Expense)
Interest expense	(272)	(203)	(682)	(407)	(1,089)
Net Income (Loss) Before Provision for Income Taxes	(722)	(2,223)	(31,931)	(30,981)	(92,632)
Provision for Income Taxes	-	-	-	-	-
Net Loss	(722)	(2,223)	(31,931)	(30,981)	(92,632)

Net Loss Per Share: Basic and Diluted	-	-	-	-	-

Weighted Average Number of Shares
Outstanding: Basic and Diluted	29,500,000	24,500,000	29,500,000	24,500,000	29,500,000

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 31, 2014 (INCEPTION) TO DECEMBER 31, 2014

FOR THE PERIOD FROM MARCH 31, 2014 (INCEPTION) TO SEPTEMBER 30, 2015

	Common stock		Additional paid-in	Deficit Accumulated during the development	Total
	Shares	Amount	Capital	Stage	(Unaudited)
Inception, March 31, 2014	-	$-	$-	$-	$-
Shares issued as compensation for services	22,100,000	22,100	-	-	22,100
Shares issued for cash at $0.001 per share	2,400,000	2,400	-	-	2,400
Shares issued for cash at $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net (Income) Loss for the period ended December 31, 2014	-	-	-	(60,701)	(60,701)
Balance, December 31, 2014	29,500,000	29,500	-	(60,701)	13,799
Net (Income) Loss for first, second and third quarter through September 30, 2015	-	-	-	(31,931)	(31,931)
Balance, September 30, 2015	29,500,000	29,500	-	(92,632)	(18,132)

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Nine Months Ended Sep 30, 2015	Nine Months Ended Sep 30, 2014	For the Period from March 31, 2014 (Inception) to Sep 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss for the period	(31,931)	(30,981)	(92,632)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	-	22,100	22,100
Changes in assets and liabilities:
Increase (decrease) in accounts receivable	(5,000)	-	-
Decrease (increase) in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	13,000	3,520	16,520
Increase (decrease) in deposits	-	-	-
Increase (decrease) in accrued interest payable	885	407	1,292
Net Cash used in Operating Activities	(23,046)	(4,954)	(52,720)
Cash flows from Investing Activities
Payments for website development	-	(5,000)	(5,000)
Net Cash Used in Investing Activities	-	(5,000)	(5,000)
Cash flows from Financing Activities
Proceeds from sale of common stock	20,500	2,400	52,400
Notes payable	2,765	8,134	10,899
Net Cash provided by Financing Activities	23,265	10,534	63,299
Net Increase (Decrease) in Cash	219	580	5,579
Cash and cash equivalents, beginning of period	360	-	-
Cash, end of period	579	580	5,579
Supplemental Cash Flows Information:
Interest paid	-	-	-
Income taxes paid	-	-	-

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2015.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015.

(A) Net Loss	$(722)
(B) Weighted Average Common Shares Outstanding – Basic	29,500,000
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	-
Warrants	-
Convertible notes	-

Weighted Average Common Shares Outstanding – Diluted	29,500,000

The Company incurred Net Loss of $722 for the quarter ended September 30, 2015 and based on the Weighted Average Number of Shares Outstanding of 29,500,000 the Basic income (loss) per shares is $(0.000) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended September 30, 2015 since inception.

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

There are no other new accounting pronouncements adopted or enacted during the three months ended September 30, 2015 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $92,632 as of September 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Income Taxes

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $92,632 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

The provision for Federal income tax consists of the following:

	September 30, 2015	December 31, 2014
Refundable Federal income tax attributable to:
Current Operations	(31,495)	$(20,638)
Change: valuation allowance	31,495	20,638
Net provision for Federal income taxes	0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2015	December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$92,632	$60,701
Less: valuation allowance	(92,632)	(60,701)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $92,632 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

The Company has 29,500,000 shares of common stock issued and outstanding as of September 30, 2015.

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

Date received loans	Amount	Repayment dates
March 31, 2014	954	April 30, 2014
March 31, 2014	4,680	April 30, 2014
June 2, 2014	2,500	June 30, 2014
June 6, 2015	515	June 30, 2015
June 27, 2015	800	July 31, 2015
July 6, 2015	1,450	July 31, 2015

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

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Stallion Synergies, Inc.

Introduction

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our period ended September 30, 2015 we had limited cash available and we have secured no sources of loans from financial institutions and we had limited revenues since inception until the period ended September 30, 2015. Our assets consist of cash and cash equivalents of $579.00, accounts receivable of $5,000 and prepaid expenses of $5,000.00 as of September 30, 2015.

For the quarter ended September 30, 2015 we had a net loss of $722 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next nine months of the fiscal year with existing cash on hand and loans from directors and/or shareholders.

Our registration statement filing became effective on September 16, 2014 and our partially completed website has attracted a series of service enquiries.

Plan of Operation

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. On a short-term basis, we have generated limited revenues to cover operations and we may have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering proceeds and loans from directors and/or shareholders.

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

Employees

As of September 30, 2015, we had three employees, Long Nguyen, President and CEO, Khoo Hsiang Hua, Secretary and Hoa Nguyen, Treasurer.

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

Results of Operations for the Nine months ended September 30, 2015 and September 30, 2014 and from March 31, 2014 (Inception) to September 30, 2015.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the nine months ended September 30, 2015 totaled $36,249 compared to $30,574 for nine months ended September 30, 2014 and the operating expenses since inception to September 30, 2015 totaled $96,543. The increase in operating expenses for the nine months ended September 30, 2015 compared to the nine months period ended September 30, 2014 was attributable to professional fees.

Net Loss

Net loss during the three months ended September 30, 2015 totaled $722 compared to $2,223 for the three months ended September 30, 2014. The lower net loss in the three months ended September 30, 2015 was attributable to revenue generated from operations.

Liquidity and Capital Resources

The Company had $579 and $580 of cash and cash equivalents as of September 30, 2015 and September 30, 2014 respectively.

Net cash used in operating activities was $23,046 for the nine months ended September 30, 2015, compared to $4,954 for the same period in 2014. The net cash used in operating activities is primarily attributable the net loss as well as increase in accrued expenses.

Net cash used in investing activities was $0 for the nine months ended September 30, 2015 compared to $5,000 for the same period in 2014. The cash used in investing activities is for website development.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $23,265 compared to $10,534 for the nine months ended September 30, 2014. The net cash provided by financing activities since inception to September 30, 2015 totaled $63,299.

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

We had current assets at September 30, 2015 of $10,579 including cash and cash equivalents of $579. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and limited revenues during the period ended September 30, 2015.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of the chief executive officer and secretary, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2015, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended September 30, 2015, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The table reflects the percentage of ownership with the completion of the 5,000,000 shares offering. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. This offering was closed and the 5,000,000 shares offering were fully subscribed on December 16, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2015.

STALLION SYNERGIES, INC.
REGISTRANT

By:	/s/ Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer