Form 10-K
period 2015-12-31
Stallion Synergies, Inc
filed 2016-03-18
CIK 1605674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

Stallion Synergies, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	333-196599	46-5343763
(State or jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Stallion Synergies, Inc.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of December 31, 2015.

FORM 10-K CROSS REFERENCE INDEX

i

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	the unavailability of funds for capital expenditures.

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

As of December 31, 2015, 200,000,000 shares of common stock were authorized at $0.001 par value. As of December 31, 2015 there were 29,500,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities in the fiscal year ending December 31, 2015, for STALLION.

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

The fiscal year ending December 31, 2015 continued to be a challenging environment for the global business in general with most nations going through economic struggles, and participants in the markets have substantially curtailed investments in business expansions which affects the marketing research services industry. As a result, we face substantial liquidity and going concern risk in the near-term.

For the year ending December 31, 2015 we incurred a net loss of $37,712.00 since inception on March 31, 2014. With an accumulated deficit at the end of December 31, 2015 of $37,712.00 our auditor has indicated that there is substantial doubt about our ability to continue as a going concern. Furthermore, we only generated revenues of $5,000.00 for the year ended December 31, 2015.

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

Market Opportunity

The current economic environment has created an opportunity for experienced market research professionals to offer market research and advisory services to those companies that has limited access to market research information.  There are multiple factors that we may use as an entry to the market for our services:

•	No access to information: Many companies have adopted policies of making it increasingly more difficult for competitors to obtain information. Therefore, the management of companies in such a competitive environment is more willing to retain the services of marketing research firms who can assist with obtaining valuable information.

•	Global expansion: Many companies continue planning for global expansion which allows us to deliver marketing research services on the windows of global expansion into attractive markets.

•	Increase in New Businesses: As a result of automation and computerization, technological reliance has reduced dependencies on skilled and semi-skilled workers and as a result, our marketing research services become useful due to the major shift from employment to own business initiatives.

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

•	Market Planning
•	Problem Solving
•	Monitoring

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

Employees

As of December 31, 2015, we had three employees, Long Nguyen, President and CEO, Khoo Hsiang Hua, Secretary and Hoa Nguyen, Treasurer.

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

Our prospects are subject to the risks and expenses encountered by start-up companies and in our case we are establishing a business as firm offering primary market research services. These risks include but not limited to unpredictable business environment, difficulty of managing growth and the effectiveness of our business model. To address these risks, we need to work on the following:

•	expand our website visitors and customer base;
•	enhance our name recognition;
•	expand our service offerings;
•	successfully implement our business and marketing strategy;
•	provide superior customer service;
•	respond effectively service enquiries; and
•	attract and retain qualified personnel.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

The following matters were submitted to stockholders vote during the fiscal year ended December 31, 2014:

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

(b) Holders of Common Stock

As of December 31, 2015, we had approximately 44 stockholders on record of the 29,500,000 shares outstanding.

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

The following shares were issued for services rendered and all these shares were arbitrarily valued at $0.001 par value on March 31, 2014:

•	The Company issued 1,000,000 shares to Ramalingam Doraisamy for services rendered in reviewing the company’s business plan. This shareholder is not an employee.

•	The Company issued 1,100,000 shares to Tang Wai Mun for services rendered in developing the company’s marketing plan. This shareholder is not an employee.

Recent Sales of Unregistered Securities

In connection with our private placement completed in April 1, 2014, we issued 2,400,000 shares of our common stock to 36 investors at $0.001 per share for an aggregate purchase price of $2,400.00 during the fiscal year ended December 31, 2014.

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

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and other global economies. At the end of our fiscal year ended December 31, 2015 we had limited cash available and we have secured no sources of loans from financial institutions and we had limited revenues since inception until the year ended December 31, 2015. Our assets consist of $376.00 in cash.

For the fiscal year ended December 31, 2015 we had a net loss of $37,712.00 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or shareholders.

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

We are currently offering paid market research services including product research, consumer research, packaging research, and pricing research to companies throughout the United States and other countries through our website www.stallionsynergies.com and we plan to offer online social network marketing services which includes electronic newsletters via e-mails, and other forms of social media marketing via postings on Facebook, Tweeter etc during the fiscal year 2015.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of Management designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. For the fiscal year ending December 31, 2015, STALLION received no recommendation for Directors from its stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2015 no insider was late in filing of a Form 3, Form 4, or Form 5 under Section 16(a)(2) of the Exchange Act (the “Exchange Act”).

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

Summary Compensation

At this time there is no compensation being offered to any of the Officers/Directors.

Stock and Option Awards

There have been no stock options or awards offered to any of the Officers/Directors for the fiscal year 2015 other than the original “founders” stock, which was issued for services to the founder. The Company issued 20,000,000 to Long Nguyen, CEO for founder services rendered at a fair market value of $20,000.00.

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

Security Ownership of Management – Upon completion of 5,000,000 shares offering

The following table sets forth, as the fiscal year ended December 31, 2015, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares.   The table reflects the percentage of ownership with the completion of the 5,000,000 shares offering. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. This offering was closed and the 5,000,000 shares offering were fully subscribed on December 16, 2014.

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

The following shares were issued for services rendered and all these shares were arbitrarily valued at $0.001 par value on March 31, 2014:

•	The Company issued 1,000,000 shares to Ramalingam Doraisamy for services rendered on March 31, 2014 in reviewing the company’s business plan. This shareholder is not an employee.

•	The Company issued 1,100,000 shares to Tang Wai Mun for services rendered on March 31, 2014 in developing the company’s marketing plan. This shareholder is not an employee.

Revenue

We have limited source of revenue and we only generated $5,000 revenue in fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The total fees charged to the company for audit services were $5,000 for the fiscal year ended December 31, 2015.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the fiscal year ended December 31, 2015.

Tax Fees

The total fees charged to the company for tax fees were $0 for the fiscal year ended December 31, 2015.

All other Fees

The total fees charged to the company for all other fees were $0 for the fiscal year ended December 31, 2015.

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

FINANCIAL STATEMENTS SCHEDULE

18

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2016.

STALLION SYNERGIES, INC.
REGISTRANT

By:	/s/ Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer

19

John Scrudato CPA

7 Valley View Drive

Califon, NJ 07830

908-534-0008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Stallion Synergies, Inc

244 Fifth Ave Ste #H207

New York NY 10001

We have audited the accompanying balance sheet of Stallion Synergies, Inc (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the period from March 31, 2014 (Date of Inception) through December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stallion Synergies, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the period from March 31, 2014 (Date of Inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ John Scrudato CPA

John Scrudato, CPA

Califon, New Jersey

March 18, 2016

STALLION SYNERGIES, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(audited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$376	$360
Accounts receivable	$5,000	$–
Prepaid expenses	$5,000	$5,000
Total Assets	$10,376	$5,360
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$21,520	$3,520
Accrued Interest payable	1,370	407
Deposits received	–	–
Notes payable	11,399	8,134
Long-Term Liabilities
	–	–
Total Liabilities	$34,289	$12,061
Stockholders’ Deficit

Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 shares issued and outstanding as at December 31, 2015	29,500	29,500
Paid-in Capital	45,000	45,000
Stock subscription receivable		(20,500)
Deficit accumulated during the development stage	(98,413)	(60,701)
Total Stockholders’ Deficit	$(23,913)	$(6,701)

Total Liabilities and Stockholders’ Deficit	$10,376	$5,360

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2015	2014
	(audited)	(audited)

Revenues	$5,000	$–

Operating Expenses
Website expenses	–	–
Consultancy fees	22,170	51,790
General and administrative expenses	314	2,504
Professional fees	19,265	6,000
Total Operating Expenses	41,749	60,294

Net Loss from Operations before other Income (Expense)	(36,749)	(60,294)
Other Income (Expense)
Interest expense	(963)	(407)
Net Income (Loss) Before Provision for Income Taxes	$(37,712)	$(60,701)
Provision for Income Taxes	–	–
Net Loss	$(37,712)	$(60,701)

Net Loss Per Share: Basic and Diluted	$–	$–

Weighted Average Number of Shares Outstanding: Basic and Diluted	29,500,000	29,500,000

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 31, 2014 (INCEPTION) TO DECEMBER 31, 2015

	Common stock		Additional paid-in	Deficit accumulated during the development		Total
	Shares	Amount	Capital	Stage		(audited)
Inception, March 31, 2014	–	$–	$–	$–		$–
Shares issued as compensation for services	22,100,000	22,100		–		22,100
Shares issued for cash at $0.001 per share	2,400,000	2,400		–		2,400
Shares issued for cash at $0.01 per share	5,000,000	5,000	45,000	–		50,000
Net Income/(loss) for the period ended December 31, 2014	–	–	–	(60,701)		(60,701)
Balance, December 31, 2014	29,500,000	$29,500	$45,000	$(60,701)		$13,799
Net Income/(loss) for the period ended December 31, 2015	–	–	–	(37,712)		(37,712)
Balance, December 31, 2015	29,500,000	$29,500	$45,000	$(98,413)	$	$(23,913)

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2015	2014
	(audited)	(audited)
Cash Flows from Operating Activities
Net loss for the period	$(37,712)	$(60,701)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services		22,100
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(5,000)	–
Increase (decrease) in accrued expenses	18,000	3,520
Increase (decrease) in deposits	–	–
Increase (decrease) in accrued interest payable	963	407
Net Cash used in Operating Activities	(23,749)	(34,674)
Cash flows from Investing Activities
Payment for website development		(5,000)
Net Cash used in Investing Activities	–	(5,000)
Cash flows from Financing Activities
Proceeds from sale of common stock	20,500	31,900
Notes payable	3,265	8,134
Net Cash provided by Financing Activities	23,765	40,034
Net Increase (Decrease) in Cash	16	360
Cash and cash equivalents, beginning of period	360	–
Cash and cash equivalents, end of period	$376	$360

Supplemental Disclosure of Cash Flow activities:
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental Disclosure of Non-cash activities:
Common stock issued for services	$22,100	$22,100

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2015.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2015.

(A) Net Loss	$(37,712)
(B) Weighted Average Common Shares Outstanding – Basic	29,500,000
Basic income (loss) per share: (A)÷(B)	$(0.001)

Equivalents
Stock Options	–
Warrants	–
Convertible notes	–

Weighted Average Common Shares Outstanding – Diluted	29,500,000

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended December 31, 2015 since inception.

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

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8 an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

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

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2015 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $93,413 as of December 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $93,413 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2015	December 31, 2014
Refundable Federal income tax attributable to:
Current Operations	$(12,822)	$(12,822)
Change: valuation allowance	12,822	12,822
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2015	March 31, 2014 to December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$37,712	$37,712
Less: valuation allowance	(37,712)	(37,712)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $93,413 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

On June 9, 2014, the Company filed a registration statement on Form S-1 with the SEC in connection with an initial offering which commenced in the fourth quarter of 2014. Pricing for the offering was set at $0.01 per share of common stock and the Company proposed to offer up to 9,500,000 whereof, 5,000,000 shares were offered by a direct offering, and 4,500,000 shares were offered by the selling shareholders at a fixed price of $.01 for the duration of the offering until the company begins trading on the OTCBB or listed on a securities exchange. The direct offering of 5,000,000 shares of common stock of Stallion Synergies, Inc to the public commenced on the effective date of the registration statement September 16, 2014. On December 16, 2015, the offering was closed and the 5,000,000 shares offering was fully subscribed at a fixed price of $0.01 per share by the following shareholders:

Shareholder	Shares	Offering Price	Total proceeds
Lee Chee Thing	1,000,000.00	0.01	10,000.00
Co-Max International Limited	1,000,000.00	0.01	10,000.00
First Venture Capital Sdn Bhd	1,000,000.00	0.01	10,000.00
Top Galaxy Capital Sdn Bhd	1,000,000.00	0.01	10,000.00
Prisonics Sdn Bhd	1,000,000.00	0.01	10,000.00
Total	5,000,000.00		50,000.00

There were 29,500,000 shares of common stock issued and outstanding as of December 31, 2015.

Note 5 – Notes payable

On the following dates, a shareholder provided loans secured by 10% per annum interest bearing promissory notes. If this loan remains unpaid for a period of one year after the repayment dates, the promissory notes shall be convertible into common voting stocks at a price of 50% discount of the average bid on the day of the conversion.

Date received loans	Amount Received	Repayment dates
March 31, 2014	954.00	April 30, 2014
March 31, 2014	4680.00	April 30, 2014
June 2, 2014	2500.00	July 31, 2014
June 6, 2015	515.00	July 31, 2015
June 27. 2015	800.00	July 31, 2015
July 6, 2015	1450.00	August 31, 2015
November 11, 2015	500.00	December 31, 2015

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 6 – Related party transactions

The following shares were issued for founder services rendered for the Company and all these shares were arbitrarily valued at $0.001 par value on March 31, 2014:

•	The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO at fair market value on March 31, 2014

The following shares were issued and arbitrarily valued at $0.001 par value on March 31, 2014:

•	The Company issued 1,000,000 shares to Ramalingam Doraisamy for services rendered in reviewing the company’s business plan. This shareholder is not an employee.

•	The Company issued 1,100,000 shares to Tang Wai Mun for services rendered in developing the company’s marketing plan. This shareholder is not an employee.

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

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

