Form 10-Q
period 2016-03-31
Stallion Synergies, Inc
filed 2016-06-28
CIK 1605674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of June 23, 2016.

STALLION SYNERGIES, INC.

(A Development Stage Company)

BALANCE SHEET

	March 31,	March 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$876	$376
Accounts receivable	5,000	–
Prepaid Expenses	5,000	5,000
Total Assets	$10,876	$5,376
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$21,770	$10,520
Accrued Interest payable	1,677	610
Deposits received	–	–
Notes payable – current	12,749	8,134
Long-Term Liabilities	–	–

Total Liabilities	$36,196	$19,264
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 shares issued and outstanding, March 31, 2016 and March 31, 2015	29,500	29,500
Paid in Capital	45,000	45,000
Stock subscriptions receivable	–	–
Deficit accumulated during the development stage	(99,820)	(88,388)
Total Stockholders’ Deficit	$(25,320)	$(13,888)

Total Liabilities and Stockholders’ Deficit	$10,876	$5,376

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended March 31, 2016	Three months ended March 31, 2015
	(Unaudited)	(Unaudited)

Revenues	$–	$–

Operating Expenses
Website expenses	–	–
Consultancy fees	–	20,170
General and administrative expenses	–	314
Professional fees	1,100	7,000
Total Operating Expenses	$1,100	$27,484

Net Loss from Operations before other Income (Expense)	$(1,100)	$(27,484)
Other Income (Expense)
Interest expense	(307)	(203)
Net Income (Loss) Before Provision for Income Taxes	$(1,407)	$(27,687)
Provision for Income Taxes	–	–
Net Loss	$(1,407)	$(27,687)

Net Loss Per Share: Basic	$–	$–
Net Loss Per Share: Diluted	$–	$–

Weighted Average Number of Shares Outstanding: Basic	29,500,000	29,500,000
Weighted Average Number of Shares Outstanding: Diluted	31,126,800	29,500,000

The accompanying notes are an integral part of the financial statements.

STALLION SYNERGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(1,407)	$(27,687)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	–	–
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	–	–
Increase (decrease) in accrued expenses	250	7,000
Increase (decrease) in deposits	–	–
Increase (decrease) in accrued interest payable	307	203
Net Cash used in Operating Activities	$(850)	$(20,484)

Cash flows from Investing Activities
Payments for website development	–	–
Net Cash Used in Investing Activities	$–	$–

Cash flows from Financing Activities
Proceeds from stock subscriptions receivable	–	20,500
Notes payable	1,350	–
Net Cash provided by Financing Activities	$1,350	$20,500

Net Increase (Decrease) in Cash	500	16
Cash and cash equivalents, beginning of period	376	360
Cash, end of period	$876	$376

Supplemental Cash Flows Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2016 and March 31, 2015.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 1,626,800 common stock equivalents outstanding as of March 31, 2016 and none outstanding as of March 31, 2015.

(A) Net Loss	$(1,407)
(B) Weighted Average Common Shares Outstanding – Basic	29,500,000
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	–
Warrants	–
Convertible notes	1,626,800

Weighted Average Common Shares Outstanding – Diluted	31,126,800
Diluted income (loss) per share:	(0.000)

The Company incurred Net Loss of $1,407 for the quarter ended March 31, 2016 and based on the Weighted Average Number of Shares Outstanding of 29,500,000 the Basic income (loss) per share is $(0.000) and based on the Weighted Average Number of Diluted Shares Outstanding of 31,126,800 the Diluted income (loss) per share is $(0.000) as per the computations above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended March 31, 2016 since inception.

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

There are no other new accounting pronouncements adopted or enacted during the three months ended March 31, 2016 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. The Company has incurred losses since inception resulting in an accumulated deficit of $99,820 as of March 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Income Taxes

As of March 31, 2016, the Company had net operating loss carry forwards of approximately $33,939 that may be available to reduce future years’ taxable income in varying amounts through 2031. In accordance with FASB ASC740 “Income Taxes”. future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Income Taxes (continued)

The provision for Federal income tax consists of the following:

March 31, 2016
Refundable Federal income tax attributable to:
Current Operations	$(33,939)
Change: valuation allowance	33,939
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$(99,820)
Less: valuation allowance	99,820
Net deferred tax asset	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $99,820 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

On June 9, 2014, the Company filed a registration statement on Form S-1 with the SEC in connection with an initial offering which commenced in the fourth quarter of 2014. Pricing for the offering was set at $0.01 per share of common stock and the Company proposed to offer up to 9,500,000 whereof, 5,000,000 shares were offered by a direct offering, and 4,500,000 shares were offered by the selling shareholders at a fixed price of $.01 for the duration of the offering until the company begins trading on the OTCBB or listed on a securities exchange. The direct offering of 5,000,000 shares of common stock of Stallion Synergies, Inc to the public commenced on the effective date of the registration statement September 16, 2014. On December 16, 2014, the offering was closed and the 5,000,000 shares offering were fully subscribed at a fixed price of $0.01 per share. All the proceeds from the offering have been received during the period ended March 31, 2016.

There were 29,500,000 shares of common stock issued and outstanding as of March 31, 2016.

STALLION SYNERGIES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 5 – Notes payable

On the following dates, a shareholder provided loans secured by 10% per annum interest bearing promissory notes. If this loan remains unpaid for a period of one year after the repayment dates, the promissory notes may be convertible into common voting stocks at a price of 50% discount of the average bid on the day of the conversion. As of March 31, 2016 there were promissory notes totally $8,134 that were convertible into common voting stocks. At a conversion rate of 50% discount of the average bid of $0.01 on the possible day of conversion, these common voting stocks represent an additional 1,626,800 of common voting stock equivalents. None of the notes have been converted into common voting stock.

Date received loans	Amount	Repayment dates
March 31, 2014	954	April 30, 2014
March 31, 2014	4,680	April 30, 2014
June 2, 2014	2,500	June 30, 2014
June 6, 2015	515	June 30, 2015
June 27, 2015	800	June 30, 2015
July 6, 2015	1,450	July 31, 2015
November 11, 2015	500	November 30, 2015
January 1, 2016	250	January 31, 2016
February 4, 2016	250	February 29, 2016
February 8, 2016	350	February 29, 2016
February 23, 2016	250	February 29, 2016
March 14, 2016	250	March 31, 2016

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

Long Nguyen, CEO owned convertible promissory notes totaling $8,134 as of March 31, 2016, that could be converted into 1,626,800 additional shares of common stock according to an arbitrary but fixed rate of $0.005 for each share of common voting stock. See Note 7 below.

Note 7 – Warrants and options

As of March 31, 2016, there were convertible promissory notes totaling $8,134 issued to Long Nguyen, CEO that could be converted into 1,626,800 additional shares of common stock. The conversion ratio is an arbitrary but fixed formula whereby $0.005 in convertible promissory notes can be converted into one share of common voting stock. There are no derivative or beneficial conversion concerns related to these convertible promissory notes. As of the date of these financial statements, Mr. Nguyen has not elected to convert any of these notes.

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

On April 8, 2016, there was a change in control of Stallion Synergies, Inc., a corporation organized under the laws of the State of Nevada (the “Company”). In accordance with the terms and provisions of that certain stock purchase agreement dated March 26, 2016 and effective April 8, 2016 (the "Stock Purchase Agreement") by and between Long Nguyen (“Nguyen”) and Qiaofang Liang, Xianguo Si and Aibo Wen (collectively, the “Purchasers”), the Purchasers acquired from Nguyen an aggregate 9,000,000 shares of common stock of the Company.

Therefore, in accordance with the terms and provisions of the Stock Purchase Agreement, the Company accepted the resignation of its officers and directors effective as of April 8, 2016 as follows: (i) Long Nguyen as the Chairman of the Board of Directors and President/Chief Executive Officer; (ii) Khoo Hsiang Hoa as Secretary; and (iii) Hoa Nguyen as Treasurer. In further accordance with the terms and provisions of the Stock Purchase Agreement, the following individuals were appointed as executive officers and/or members of the Board of Directors effective as of April 8, 2016: (i) Xianguo Si as the Chairman and sole member of the Board of Directors; (ii) Aibo Wen as the President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer; and (iii) Shaquan Chen as the Vice President.

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Stallion Synergies, Inc.

INTRODUCTION

Change in Control

On April 8, 2016, there was a change in control of Stallion Synergies, Inc., a corporation organized under the laws of the State of Nevada (the "Company"). In accordance with the terms and provisions of that certain stock purchase agreement dated March 26, 2016 and effective April 8, 2016 (the "Stock Purchase Agreement") by and between Long Nguyen (“Nguyen”) and Qiaofang Liang, Xianguo Si and Aibo Wen (collectively, the “Purchasers”), the Purchasers acquired from Nguyen an aggregate 9,000,000 shares of common stock of the Company.

Therefore, in accordance with the terms and provisions of the Stock Purchase Agreement, the Company accepted the resignation of its officers and directors effective as of April 8, 2016 as follows: (i) Long Nguyen as the Chairman of the Board of Directors and President/Chief Executive Officer; (ii) Khoo Hsiang Hoa as Secretary; and (iii) Hoa Nguyen as Treasurer. In further accordance with the terms and provisions of the Stock Purchase Agreement, the following individuals were appointed as executive officers and/or members of the Board of Directors effective as of April 8, 2016: (i) Xianguo Si as the Chairman and sole member of the Board of Directors; (ii) Aibo Wen as the President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer; and (iii) Shaquan Chen as the Vice President. See “Part II. Other Information. Item 5. Other Information” for biographies.

Subsequent to the Stock Purchase Agreement, the business operations of the Company will change. The Company will be filing a current report on Form 8-K in the future further detailing the new business operations.

Amendment to Articles of Incorporation

Effective April 8, 2016, Board of Directors and the majority shareholders of the Company approved an amendment to the articles of incorporation to change the name of the Company from Stallion Synergies Inc.” to "World Wind Holding Group Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on April 8, 2016 changing the name of the Company to "World Wind Holding Group Inc." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company. See "Section 7. Corporate Governance and Management. Item 5.07 Submission of a Vote to Security Holders."

The Company has filed appropriate documents with FINRA to effect the Name Change, which is currently pending. Subsequent to FINRA declaring an effective date for the Name Change, the new trading symbol of the Company will have a "D" placed on the ticker symbol for twenty business days from the effective date of the Name Change. After twenty business days has passed, the Company's new trading symbol will no longer have the “D”.

OUR BUSINESS

Stallion Synergies, Inc. was an online paid market research services dedicated to serve in the areas of market research. The services included conducting paid online surveys in areas associated with product research, consumer research, packaging research, and pricing research to companies throughout the United States and other countries.

As of the date of this Quarterly Report, our operations will be changing in accordance with the change in control.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have not generated any significant revenue. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

	For Three Month Period Ended March 31, 2016	For Three Month Period Ended March 31, 2015

Revenues	$-0-	-0-

Total Operating Expenses	1,100	27,484

Total Other Income (Expense)	(307)	(203)

Net Income (loss)	$(1,407)	(27,687)

Net loss per share - basic and diluted	$(0.00)	(0.00)

Three-Month Period Ended March 31, 2016 Compared to the Three Month Period Ended March 31, 2015

During the three-month periods ended March 31, 2016 and March 31, 2015, we did not generate any revenues. Operating expenses for the three month period ended March 31, 2016 were $1,100 compared to $27,484 for the three month period ended March 31, 2015, a decrease of $26,384. For the three month period ended March 31, 2016, we incurred: (i) consultancy fees of $-0- (2015: $20,170); (ii) general and administrative of $-0- (2015: $314); and (iii) professional fees of $1,100 (2015: $7,000). The decrease in operating expenses was due to the decrease in the scale and scope of business operations as a result of the Share Exchange Agreement. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During the three month period ended March 31, 2016, we incurred $307 in other expense consisting of interest compared to $203 incurred in interest expense during the three month period ended March 31, 2015.

Thus, our operating loss for the three-month period ended March 31, 2016 was $1,407 compared to an operating loss of $27,687 for the three-month period ended March 31, 2015 (a decrease of $26,280.

The weighted average number of shares outstanding during the three-month periods ended March 31, 2016 and March 31, 2015 was 29,500,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended March 31, 2016

As of March 31, 2016, our current assets were $10,876 and our current liabilities were $36,196, which resulted in a working capital deficit of $25,320.

As of March 31, 2016, our current assets were comprised of: (i) $876 in cash and cash equivalents; (ii) $5,000 in accounts receivable; and (iii) $5,000 in prepaid expenses. As of March 31, 2016, our total assets were $10,876 comprised of current assets. Our total assets increased slightly from fiscal year ended December 31, 2015 due to an increase in cash.

As of March 31, 2016, our current liabilities were comprised of: (i) $21,520 in accrued expenses; (ii) $1,677 in accrued interest payable; and (iii) $12,749 in notes payable-current. Our current liabilities increased from fiscal year ended December 31, 2015 primarily due to increase in notes payable of $1,359.

Stockholders' deficit increased from $23,913 as at December 31, 2015 to $25,320 as at March 31, 2016.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues and the change in control. For the three month period ended March 31, 2016, net cash flows used in operating activities was $850. Net cash flows used in operating activities during the three month period ended March 31, 2016 consisted primarily of a net loss of $1,407, which was changed by an increase of $250 in accrued expenses and $307 in accrued interest payable.

For the three month period ended March 31, 2015, net cash flows used in operating activities was $23,749. Net cash flows used in operating activities during the three month period ended March 31, 2015 consisted primarily of a net loss of $37,712, which was changed by an increase in accounts receivable of $5,000, in accrued expenses of $18,000 and in accrued interest payable of $963.

Cash Flows from Investing Activities. For the three month periods ended March 31, 2016 and March 31, 2015, net cash flows used by investing activities was $-0-.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the three-month period ended March 31, 2016, net cash flows provided from financing activities was $1,350 consisting of notes payable. For the three month period ended March 31, 2015, net cash flows provided from financing activities was $23,765 consisting of $20,500 in proceeds from sale of common stock and $3,265 in notes payable.

MATERIAL COMMITMENTS

We do not have any substantial material commitments as of the date of this Quarterly Report.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

•	Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

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

ITEM 1A. RISK FACTORS

Not applicable. .

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required

ITEM 5. OTHER INFORMATION

RESIGNATION AND APPOINTMENT OF OFFICERS AND DIRECTORS

In accordance with the terms and provisions of the Stock Purchase Agreement, the Company accepted the resignation of its officers and directors effective as of April 8, 2016 as follows: (i) Long Nguyen as the Chairman of the Board of Directors and President/Chief Executive Officer; (ii) Khoo Hsiang Hoa as Secretary; and (iii) Hoa Nguyen as Treasurer. In further accordance with the terms and provisions of the Stock Purchase Agreement, the following individuals were appointed as executive officers and/or members of the Board of Directors effective as of April 8, 2016: (i) Xianguo Si as the Chairman and sole member of the Board of Directors; (ii) Aibo Wen as the President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer; and (iii) Shaquan Chen as the Vice President.

Xianguo Si. Mr. Xianguo has over twenty years of experience in managerial capacities for large to medium sized companies involving a number of different industries. From approximately September 1997 through February 2002, Mr. Xianguo was engaged as a manager and consultant for the marketing department with Nanjing Zhanxu Trade Co., Ltd. From approximately March 2002 through January 2008, Mr. Xianguo was employed as the vice president of Guangzhou Shengdong Group in Yuexiu District, Guangzhou. From approximately February 2008 through May 2011, Mr. Xianguo was employed as the general manger of Guangzhou branch of Wuyishan Chazhimeng Tea Co., Ltd. From approximately June 2011 through April 2015, Mr. Xianguo was employed as a general manager of Guangzhou Yi’ang Trade Ltd. And lastly, from May 2015 to current date, Mr. Xianguo was employed as the president of Chengdu World Style Maker Electronic Business Co. Ltd.

Mr. Xianguo has accumulated numerous skills and expertise involving areas such as marketing, market dynamics, marketing planning and implantation. He has further developed strong abilities in both written and verbal communication and demonstrated a great aptitude for coordination and socializing of management, employees and people in general. Mr. Xianguo has further demonstrated high qualities in leadership ability and management by placing a large degree of importance on values and principles. Mr. Xianguo also has developed an acute insightfulness into economics and commerce and investments.

Mr. Xianguo earned a Bachelor’s degree with a major in industry and business management from Nanjing University in July 1007.

Wen Aibo. Mr. Wen has been a lawyer for over twenty years. From approximately 1992 through 2000, Mr. Wen was employed as legal counsel for the Chenghua Processing Plant of Chengdu Glassworks. During this period, Chenghua became the only enterprise making profits continuously in the building material system of Chengdu and ranked top in sales performance among rivals. Chenghua also became the largest manufacturer of mirrors for civil use in the Southwest China region. From 1985 to 2000, Chengdu successfully monopolized the production of mirrors for civil use in the market of Sichuan and created an annual return rate of 800%. In the same period, Chengdu Longben Glass Co., Ltd. (Sino-Foreign Joint Venture) became the glass producer with the best processing quality and level in Chinese inland and became a leading enterprise. Chengdu Tonghe Industry Ltd. was an enterprise engaged in processing technology research and development and production of glass leading China with its technologies and taking the initiative to develop "crystal patter glass".

Currently, Mr. Wen is engaged as the president of Sichuan Yitaoying Ceramic Cultural Products Co., Ltd., which is the largest producer of colored ceramics in Sichuan, the president of Chengdu Yanxing Building Materials Co., Ltd. and the president of Sichuan Guiyun Health Management Co., Ltd., which is focused on being a new type of community food therapy enterprise of health. He also serves as the vice chairman of the chamber of commerce of Danling, vice chairman of the association of industry and commerce of Danling and a member of the standing committee of CPPCC Danling.

Mr. Wen graduated with a law major from the Open University of China in July 1988. He honored as an excellent graduate and a student of merits of the Open University of China. He also was number one in his class in academic performance in the work station of the Open University for five semesters in succession.

Shuquan Chen Biography. During the past twenty years, Mr. Chen has been involved with a number of companies and is considered a prominent and representative entrepreneur in Guangdong Province, China, leading with reform and innovation in the investment management industries. Under Mr. Chen's leadership, the companies he has founded lead in the investment industry with many major innovations by valuing supply chain and choosing investment orientation accurately. Mr. Chen has made a positive contribution in promoting reform and development of China's investment industry.

From approximately October 2012 to current date, Mr. Chen was the chairman of the board of directors of Guangzhou Feng Dequan Education Co., Ltd., which under his management resulted in the expansion of educational institutions in a substantial number of cities in China with more than 100 individual clients and 58 educations. The company has become recognized as a leading expert in early education and represents the largest educational brand. From approximately December 2011 to current date, Mr. Chen is also the founder and chief executive officer of Guangxi Weilong Investment (Weilong Technoloy Park) Co., Ltd.

From approximately early 2005 through September 2014, Mr. Chen was the chairman and founder of Guangdong World Venture Capital Co., Ltd., where during ten years he built the company from a start-up organization with eight employees to a 1,000,000 RMB investment fund, which is now a well-known investment group in the Guangdong Province. The investments covered real estate, small loan companies, education, supply chains and other fields. Guangdong World Venture Capital Co. Ltd. invested and held shares of Feng Dequan Education Consulting Co. Ltd. resulting in Feng Dequan Consulting Co. Ltd. becoming a premier educational brand in the field of early education in China. From approximately August 1992 through December 2012, Mr. Chen was also the chairman of Guangzhou Yifu Engineering Design Co., Ltd.

Mr. Chen is also active in the Chinese educational charities. Together with Feng Dequan Education Consulting Co. Ltd., the father of China's early education and the Working Committee for the Care of the Next Generation, Mr. Chen established the "Sunshine Education Charity Feng Dequan Fund", which is committed to help children in poor areas get education, care for children's growth, support for development of early education in poor areas and building more public welfare charity. In September 2014, Chen Shuquan officially resigned from the Guangdong World Venture Capital to be the Chief Executive Officer of the Company. Mr. Chen is confident that he will be able to lead the Company to become one of China's top industry supply chain groups.

Mr. Chen attended and earned a bachelor degree in economics from Beijing Normal University.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Chart

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 29,500,000 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Xianguo Si Room 1002, Unit 3, Building 4 Fenghuangcheng, Tianfu 2nd Street Chengdu City Sichuan Province	10,200,000	34.58%
Common Stock	Aibo Wen Room 917, Unit 1, Building 4 Mudan Mingdi, No. 5 Xinguang Road Wuhou District, Chengdu City	3,140,000	10.64%
Common Stock	Shaquan Chen Yihao Ge 41E Gangyi Haoting Yard Chuanbu Road, Luohu District Shenzhen City Guandong Province, China	-0-	0%
Common Stock	Officers and Directors as a Group (3 person)	13,340,000	45.22%
	Beneficial Owners in Excess of 5% Liang Qiaofang Room 2304, Building 19 Zhudao Garden Liwan District, Guangzhou	6,660,000	22.57%
(1)	Percentage of beneficial ownership of our common stock is based on 29,500,000 shares of common stock outstanding as of the date of this Current Report.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Name Change Amendment/Reverse Stock Split

On April 8, 2016, the members of the Board of Directors and the majority shareholders of the Company approved a reverse stock split of one for two hundred fifty (1:250) of the Company's total issued and outstanding shares of common stock (the “Stock Split”) and the Name Change. Pursuant to the Company's Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of the Company’s outstanding votes is required to effect the Stock Split and the Name Change. The Company’s articles of incorporation do not authorize cumulative voting. As of the record date of April 8, 2016, the Company had 29,500,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 20,000,000 votes, which represents approximately 67.80% of the voting rights associated with the Company’s shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated April 8, 2016.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of the Company’s shares of common stock on the OTC Market and potential to increase the marketability and liquidity of the Company’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Company and its structure in favorable position in order to effectively negotiate with potential acquisition candidates. The Board of Directors of the Company approved the Name Change and the Stock Split and recommended the majority shareholders of the Company review and approve the Name Change and the Stock Split.

As of the date of this Quarterly Report on Form 8-K, the Board of Directors is determining whether or not its advisable to effect the Reverse Stock Split based upon proposed future corporate structure and operational strategy.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2016.

STALLION SYNERGIES, INC.

By:	/s/ Aibo Wen
Aibo Wen
Chief Executive Officer and
Principal Accounting Officer

